Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1996-05-14
CIK 883474

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 33-45253

               ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0303885
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ENEX OIL & GAS INCOME PROGRAM VI- SERIES 1, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                    MARCH 31,
ASSETS                                                                 1996
                                                              -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $       13,423
  Accounts receivable - oil & gas sales                               35,066
  Other current assets                                                   151
                                                              ---------------

Total current assets                                                  48,640
                                                              ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,137,384
  Less  accumulated depreciation and depletion                       477,559
                                                              ---------------

Property, net                                                        659,825
                                                              ---------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $15,492)                        24,923
                                                              ---------------

TOTAL                                                         $      733,388
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                            $       30,609
  Note payable to general partner                                     33,735
  Payable to general partner                                          23,383
                                                              ---------------

Total current liabilities                                             87,727
                                                              ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 67,472
                                                              ---------------

PARTNERS' CAPITAL:
   Limited partners                                                  564,419
   General partner                                                    13,770
                                                              ---------------

Total partners' capital                                              578,189
                                                              ---------------

TOTAL                                                         $      733,388
                                                              ===============



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF OPERATIONS
- -----------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                             --------------------------------

                                                MARCH 31,          MARCH 31,
                                                 1996                1995
                                             -------------       -------------
REVENUES:
  Oil and gas sales                           $    93,242          $  103,738
                                             -------------       -------------


EXPENSES:
  Depreciation, depletion and amortization         30,681              45,179
  Impairment of property                          201,736                   -
  Lease operating expenses                         46,857              58,312
  Production taxes                                  4,345               4,859
  General and administrative                        8,512               7,865
                                             -------------       -------------

Total expenses                                    292,131             116,215
                                             -------------       -------------

LOSS FROM OPERATIONS                             (198,889)            (12,477)
                                             -------------       -------------

OTHER EXPENSE:
  Interest  expense                                  (338)             (2,105)
                                             -------------       -------------

NET LOSS                                     $   (199,227)       $    (14,582)
                                             =============       =============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF CASH FLOWS

(UNAUDITED)
                                                   THREE  MONTHS  ENDED

                                                   MARCH 31,          MARCH 31,
                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $   (199,227)      $   (14,582)

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization           30,681            45,179
  Impairment of property                            201,736                 -
(Increase) decrease in:
  Accounts receivable - oil sales                    (8,598)           (8,754)
  Other current assets                                1,981              (337)
Increase (decrease) in:
   Accounts payable                                    (122)           13,956
   Payable to general partner                        11,778            19,799

Total adjustments                                   237,456            69,843

Net cash provided by operating activities            38,229            55,261

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs          (16,116)          (22,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable to general partner    (8,525)           (9,282)
     Cash distributions                              (2,975)          (18,678)

Net cash used by financing activities               (11,500)          (27,960)

NET INCREASE IN CASH                                 10,613             5,044

CASH AT BEGINNING OF YEAR                             2,810             1,966

CASH AT END OF PERIOD                               $  13,423         $  7,010





See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. A cash distribution was made to the limited partners of the Company in the amount of $2,677 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on January 31, 1996.

3. On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bears interest at the general partner's borrowing rate of prime plus three-fourths of one-percent. Principal repayments of $8,525 and $9,282 were made on the note during the first quarter of 1996 and 1995, respectively. The weighted average principal outstanding during the first three months of 1996 and 1995 was $36,577 and $80,812, respectively, and bore interest at an average rate of 9.25% and 9.56% in the first quarter of 1996 and 1995, respectively.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $103,738 in 1995 to $93,242 in 1996. This represents a decrease of $10,496 (10%). Oil sales decreased by $13,144 or 13%. A 43% decrease in oil production reduced sales by $42,274. This decrease was partially offset by a 52% increase in average oil sales prices. Gas sales increased by $2,648 or 47%. A 9% increase in gas production increased sales by $485. A 35% increase in average gas sales price increased sales by an additional $2,163. The decrease in oil production was primarily the result of lower production from the McBride acquisition which was shut-in during January and February of 1996 due to extreme low temperatures. The higher average oil sales price was primarily the result of the Company obtaining new oil sales contracts and relatively higher production from properties with a higher sales price together with higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The increase in average gas prices was due to relatively higher production from the Concord acquisition, which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $58,312 in the first quarter of 1995 to $46,857 in the first quarter of 1995. The decrease of $11,455 (20%) is primarily due to lower operating costs incurred on the McBride acquisition in 1996, as a result of new techniques utilized to control paraffin build-up.

Depreciation and depletion expense decreased from $43,159 in the first quarter of 1995 to $28,661 in the first quarter of 1996. This represents a decrease of $14,498 (34%). The changes in production, noted above, reduced depreciation and depletion expense by $16,440. This decrease was partially offset by a 7% increase in the depletion rate. The rate increase was primarily due to a downward revision of the oil reserves during December 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $7,865 in the first quarter of 1996 to $8,512 in the first quarter of 1996. This increase of $647 (8%) is primarily due to a $2,627 increase in direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

TThe Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM VI - 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                             By: /s/ R. E. Densford
                                 R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer