Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1996-08-14
CIK 883474

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                  Yes        No x

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
BALANCE SHEET
- ---------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                              -----------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                            $      8,684
  Accounts receivable - oil & gas sales                                 33,432
  Other current assets                                                     130
                                                              -----------------

Total current assets                                                    42,246
                                                              -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,139,045
  Less  accumulated depreciation and depletion                         505,081
                                                              -----------------

Property, net                                                          633,964
                                                              -----------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $17,513)                          22,902
                                                              -----------------

TOTAL                                                              $   699,112
                                                              =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                $    44,185
   Note payable to general partner                                      22,602
   Payable to general partner                                           28,592
                                                              -----------------

Total current liabilities                                               95,379
                                                              -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   37,186
                                                              -----------------

PARTNERS' CAPITAL:
   Limited partners                                                    551,743
   General partner                                                      14,804
                                                              -----------------

Total partners' capital                                                566,547
                                                              -----------------

TOTAL                                                            $     699,112
                                                              =================



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF OPERATIONS
- ------------------------------------------------------------------------

                                              QUARTER ENDED             SIX MONTHS ENDED
                                            ---------------------     -----------------------
(UNAUDITED)
                                              JUNE 30,   JUNE 30,      JUNE 30,   JUNE 30,
                                               1996       1995          1996       1995
                                            ----------  ---------     ---------  ------------

REVENUES:
  Oil and gas sales ......................   $  95,564    $  93,451    $ 188,806    $ 197,189
                                             ---------    ---------    ---------    ---------

EXPENSES:
  Depreciation, depletion and amortization      29,543       39,304       60,224       84,483
  Impairment of property .................        --           --        201,736         --
  Lease operating expenses ...............      56,374       59,813      103,231      118,125
  Production taxes .......................       4,569        4,233        8,914        9,092
  General and administrative .............       5,867        6,704       14,379       14,569
                                             ---------    ---------    ---------    ---------

Total expenses ...........................      96,353      110,054      388,484      226,269
                                             ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS .....................        (789)     (16,603)    (199,678)     (29,080)
                                             ---------    ---------    ---------    ---------

OTHER EXPENSE:
  Interest expense .......................      (1,594)      (1,797)      (1,932)      (3,902)
                                             ---------    ---------    ---------    ---------

NET LOSS .................................   $  (2,383)   $ (18,400)   $(201,610)   $ (32,982)
                                             =========    =========    =========    =========



See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF CASH FLOWS
- ------------------------------------------------------------

(UNAUDITED)                                        SIX MONTHS ENDED
                                                 ---------------------

                                                  JUNE 30,    JUNE 30,
                                                    1996        1995
                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................   $(201,610)   $ (32,982)
                                                 ---------    ---------

Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation, depletion and amortization ...      60,224       84,483
  Impairment of property .....................     201,736         --
(Increase) decrease in:
  Accounts receivable - oil & gas sales ......      (6,964)      (4,430)
  Other current assets .......................       2,002       (2,355)
Increase (decrease) in:
    Accounts payable .........................      13,454        2,150
   Payable to general partner ................     (13,299)      32,794
                                                 ---------    ---------

Total adjustments ............................     257,153      112,642
                                                 ---------    ---------

Net cash provided  by operating activities ...      55,543       79,660
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ...     (17,777)     (35,127)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to general partner     (19,658)     (11,098)
  Cash distributions .........................     (12,234)     (30,480)
                                                 ---------    ---------

Net cash used by financing activities ........     (31,892)     (41,578)
                                                 ---------    ---------

NET INCREASE IN CASH .........................       5,874        2,955

CASH AT BEGINNING OF PERIOD ..................       2,810        1,966
                                                 ---------    ---------

CASH AT END OF PERIOD ........................   $   8,684    $   4,921
                                                 =========    =========






See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. A cash distribution was made to the limited partners of the Company in the amount of $5,839 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on April 30, 1996.

3. On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bears interest at the general partner's borrowing rate of prime plus three-fourths of one-percent. Principal repayments of $7,370 were made on the note during the second quarter of 1996. The weighted average principal outstanding during the second quarter of 1996 and 1995 was $27,786 and $77,718, respectively, and bore interest at an average rate of 9.72% and 9.75% in the first quarter of 1996 and 1995, respectively.

4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased from $93,451 in 1995 to $95,564 in 1996. This represents an increase of $2,113 (2%). Oil sales decreased by $2,244 or 3%. A 14% decrease in oil production reduced sales by $12,726. This decrease was partially offset by a 14% increase in average oil sales prices. Gas sales increased by $4,357 or 111%. A 35% increase in gas production increased sales by $1,377. A 56% increase in average gas sales price increased sales by an additional $2,980. The decrease in oil production was primarily the result of natural production declines. The higher average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The increase in average gas prices was due to relatively higher production from the Concord acquisition, which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $59,813 in the second quarter of 1995 to $56,374 in the second quarter of 1996. The decrease of $3,439 (6%) is primarily due to lower operating costs incurred on the McBride acquisition in 1996, as a result of new techniques utilized to control paraffin build-up.

Depreciation and depletion expense decreased from $37,283 in the second quarter of 1995 to $27,522 in the second quarter of 1996. This represents a decrease of $9,761 (26%). The changes in production, noted above, reduced depreciation and depletion expense by $2,945. A 20% decrease in the depletion rate reduced depreciation and depletion expense by an additional $6,816. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $201,736 in the first quarter of 1996.

General and administrative expenses decreased from $6,704 in the second quarter of 1995 to $5,867 in the second quarter of 1996. This decrease of $837 (12%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months of 1995 Compared to First Six Months of 1996

Oil and gas sales for the first six months decreased from $197,189 in 1995 to $188,806 in 1996. This represents a decrease of $8,383 (4%). Oil sales decreased by $15,388 or 8%. A 20% decrease in oil production reduced sales by $37,246. This decrease was partially offset by a 15% increase in average oil sales prices. Gas sales increased by $7,005 or 73%. A 21% increase in gas production increased sales by $1,989. A 43% increase in average gas sales price increased sales by an additional $5,016. The decrease in oil production was primarily the result of natural production declines coupled with lower production from the McBride acquisition which was shut- in during January and February of 1996 due to extreme low temperatures. The higher average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The increase in average gas prices was due to relatively higher production from the Concord acquisition, which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $118,125 in the first six months of 1995 to $103,231 in the first six months of 1996. The decrease of $14,894 (13%) is primarily due to lower operating costs incurred on the McBride acquisition in 1996, as a result of new techniques utilized to control paraffin build-up.

Depreciation and depletion expense decreased from $80,442 in the first six months of 1995 to $56,183 in the first six months of 1996. This represents a decrease of $24,259 (30%). The changes in production, noted above, reduced depreciation and depletion expense by $11,846. An 18% decrease in the depletion rate reduced depreciation and depletion expense by an additional $12,413. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $201,736 in the first quarter of 1996.

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

General and administrative expenses decreased from $14,569 in the first six months of 1995 to $14,379 in the first six months of 1996. This decrease of $190 (1%) is primarily due to less staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                           ENEX OIL & GAS INCOME
                                          PROGRAM VI - 1, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 13, 1996                        By: /s/ James A. Klein
                                          -------------------
                                               James A. Klein
                                            Controller and Chief
                                             Accounting Officer