Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1996-11-07
CIK 883474

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
---------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                              -----------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                            $      8,684
  Accounts receivable - oil & gas sales                                 33,432
  Other current assets                                                     130
                                                              -----------------

Total current assets                                                    42,246
                                                              -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,139,045
  Less  accumulated depreciation and depletion                         505,081
                                                              -----------------

Property, net                                                          633,964
                                                              -----------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $17,513)                          22,902
                                                              -----------------

TOTAL                                                              $   699,112
                                                              =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                $    44,185
   Note payable to general partner                                      22,602
   Payable to general partner                                           28,592
                                                              -----------------

Total current liabilities                                               95,379
                                                              -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   37,186
                                                              -----------------

PARTNERS' CAPITAL:
   Limited partners                                                    551,743
   General partner                                                      14,804
                                                              -----------------

Total partners' capital                                                566,547
                                                              -----------------

TOTAL                                                            $     699,112
                                                              =================


Number of $500 Limited Partner units outstanding                         2,021




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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


3. On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bears interest at the general partner's borrowing rate of prime plus three-fourths of one-percent. Principal repayments of $7,370 were made on the note during the second quarter of 1996. The weighted average principal outstanding during the second quarter of 1996 and 1995 was $27,786 and $77,718, respectively, and bore interest at an average rate of 9.72% and 9.75% in the first quarter of 1996 and 1995, respectively, and 9.49% and 9.66% in the first six months of 1996 and 1995, respectively.


4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased from $14,569 in the first six months of 1995 to $14,379 in the first six months of 1996. This decrease of $190 (1%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.



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


                                           ENEX OIL & GAS INCOME
                                          PROGRAM VI - 1, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




November 7, 1996                       By: /s/ James A. Klein
                                          -------------------
                                               James A. Klein
                                            Controller and Chief
                                             Accounting Officer