Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1996-11-14
CIK 883474

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------

                                                         September 30,
ASSETS                                                       1996
                                                        ------------------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                                   $          5,415
  Accounts receivable - oil & gas sales                            41,172

                                                        ------------------

Total current assets                                               46,587
                                                        ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,148,605
  Less  accumulated depreciation and depletion                    532,550
                                                        ------------------

Property, net                                                     616,055
                                                        ------------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $11,451)                     20,881
                                                        ------------------

TOTAL                                                             683,523
                                                        ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                30,501
   Note payable to general partner                                 11,338
   Payable to general partner                                      20,237
                                                        ------------------

Total current liabilities                                          62,076
                                                        ------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                              40,476
                                                        ------------------

PARTNERS' CAPITAL:
   Limited partners                                               561,776
   General partner                                                 19,195
                                                        ------------------

Total partners' capital                                           580,971
                                                        ------------------

TOTAL                                                     $       683,523
                                                        ==================

Number of $500 Limited Partner units outstanding                    2,021

See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF OPERATIONS
---------------------------------------------------------------------------

                                                     QUARTER ENDED                           NINE MONTHS ENDED
                                             ----------------------------------------    ----------------------------------------
(UNAUDITED)
                                                September 30,         September 30,        September 30,         September 30,
                                                     1996                  1995                 1996                  1995
                                             -------------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                          $           93,159     $         96,848     $        281,965     $          294,037
                                             -------------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization               29,490               46,581               89,714                131,064
  Impairment of property                                      -                    -              201,736                      -
  Lease operating expenses                               27,698               25,345              130,929                143,470
  Production taxes                                        4,448                4,425               13,362                 13,517
  General and administrative                              7,869                5,425               22,248                 19,994
                                             -------------------      ---------------    -----------------    -------------------

Total expenses                                           69,505               81,776              457,989                308,045
                                             -------------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS                            23,654               15,072             (176,024)               (14,008)
                                             -------------------    -----------------    -----------------    -------------------

OTHER INCOME (EXPENSE):
  Interest expense                                         (424)              (1,358)              (2,356)                (5,260)
  Interest income                                             -                  127                    -                    127
                                             -------------------    -----------------    -----------------    -------------------

Net other income (expense)                                 (424)              (1,231)              (2,356)                (5,133)
                                             -------------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                            $           23,230     $         13,841     $       (178,380)    $          (19,141)
                                             ===================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF CASH FLOWS
---------------------------------------------------------------------

(UNAUDITED)                                               NINE MONTHS ENDED
                                                      --------------------------------------------

                                                         September 30,           September 30,
                                                              1996                    1995
                                                      -------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $         (178,380)    $            (19,141)
                                                      -------------------    ---------------------

Adjustments to reconcile net (loss) to net cash
   provided  by operating activities:
  Depreciation, depletion and amortization                        89,714                  131,064
  Impairment of property                                         201,736                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (14,704)                  (4,977)
  Other current assets                                             2,132                      226
Increase (decrease) in:
   Accounts payable                                                 (230)                  (2,966)
   Payable to general partner                                    (18,364)                  32,699
                                                      -------------------    ---------------------

Total adjustments                                                260,284                  156,046
                                                      -------------------    ---------------------

Net cash provided  by operating activities                        81,904                  136,905
                                                      -------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (27,337)                 (52,821)
                                                      -------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to general partner                   (30,922)                 (44,740)
  Cash distributions                                             (21,040)                 (30,480)
                                                      -------------------    ---------------------

Net cast provided (used) by financing activities                 (51,962)                 (75,220)
                                                      -------------------    ---------------------

NET INCREASE IN CASH                                               2,605                    8,864

CASH AT BEGINNING OF PERIOD                                        2,810                    1,966
                                                      -------------------    ---------------------

CASH AT END OF PERIOD                                 $            5,415     $             10,830
                                                      ===================    =====================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. A cash distribution was made to the limited partners of the Company in the amount of $6,033 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on July 31, 1996.

3. On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bears interest at the general partner's borrowing rate of prime plus three-fourths of one-percent. Principal repayments of $11,264 were made on the note during the third quarter of 1996. The weighted average principal outstanding during the third quarter of 1996 and 1995 was $27,786 and $58,622, respectively, and bore interest at an average rate of 9.00% and 9.75% in the third quarter of 1996 and 1995, respectively, and 9.00% and 9.66% in the first nine months of 1996 and 1995, respectively.

4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter decreased from $96,848 in 1995 to $93,159 in 1996. This represents a decrease of $3,689 (4%). Oil sales decreased by $4,747 or 5%. A 28% decrease in oil production reduced sales by $25,385. This decrease was partially offset by a 32% increase in average oil sales prices. Gas sales increased by $1,058 or 18%. A 30% increase in average gas sales prices increased sales by $1,620. This increase was partially offset by a 10% decrease in gas production. The decreases in oil and gas production were primarily the result of natural production declines. The higher average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $25,345 in the third quarter of 1995 to $27,698 in the third quarter of 1996. The increase of $2,353 (8%) is primarily due to higher operating costs incurred on the McBride acquisition in 1996.

Depreciation and depletion expense decreased from $44,560 in the third quarter of 1995 to $27,469 in the third quarter of 1996. This represents a decrease of $17,091 (37%). The changes in production, noted above, reduced depreciation and depletion expense by $12,079. A 15% decrease in the depletion rate reduced depreciation and depletion expense by an additional $5,012. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $201,736 in the first quarter of 1996.

General and administrative expenses increased from $5,425 in the third quarter of 1995 to $7,869 in the third quarter of 1996. This increase of $2,444 (45%) is primarily due to more staff time being required to manage the Company's operations.


First Nine Months of 1995 Compared to First Nine Months of 1996

Oil and gas sales for the first nine months decreased from $294,037 in 1995 to $281,965 in 1996. This represents a decrease of $12,072 (4%). Oil sales decreased by $20,135 or 7%. A 22% decrease in oil production reduced sales by $62,917. This decrease was offset by a 20% increase in average oil sales prices. Gas sales increased by $8,063 or 52%. A 8% increase in gas production increased sales by $1,248. A 41% increase in average gas sales price increased sales by an additional $6,815. The decrease in oil production was primarily the result of natural production declines coupled with lower production from the McBride acquisition which was shut- in during January and February of 1996 due to extreme low temperatures. The higher average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The increase in average gas prices was due to relatively higher production from the Concord acquisition, which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $143,470 in the first nine months of 1995 to $130,929 in the first nine months of 1996. The decrease of $12,541 (9%) is primarily due to lower operating costs incurred on the McBride acquisition in 1996, as a result of new techniques utilized to control paraffin build-up.

Depreciation and depletion expense decreased from $125,002 in the first nine months of 1995 to $83,652 in the first nine months of 1996. This represents a decrease of $41,350 (33%). The changes in production, noted above, reduced depreciation and depletion expense by $22,805. An 18% decrease in the depletion rate reduced depreciation and depletion expense by an additional $18,545. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $201,736 in the first quarter of 1996.

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

General and administrative expenses increased from $19,994 in the first nine months of 1995 to $22,248 in the first nine months of 1996. This increase of $2,254 (11%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships.On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                             ENEX OIL & GAS INCOME
                                            PROGRAM VI - 1, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                 James A. Klein
                                              Controller and Chief
                                               Accounting Officer