Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1997-01-08
CIK 883474

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.           Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                           Number of Record Holders
               Title of Class                (as of March 1, 1996)

              -----------------          -----------------------------


          General Partner's Interests                  1

          Limited Partnership Interests               427



Dividends

          The Company paid cash distributions to partners of $17 and $19 per $500 investment in 1995 and 1994, respectively. The Company temporarily suspended the payment of distributions in 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that future periodic distributions will be made once sufficient revenues are accumulated.

Item 6.           Management's Discussion and Analysis or Plan of Operation


Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            The Company's inception date was on April 29, 1994. Since its inception, the following properties have been acquired by the Company.


     Description           Location              Date           Cost
-----------------   -----------------  -----------------   ---------------
McBride             Texas              May 1, 1994         $ 655,198
Concord             Primarily Texas    October 1, 1994     $ 395,619

            Oil and gas sales in 1995 were $367,945 as compared with $228,190 in 1994. Oil and gas sales increased by $139,755 or 61%. Oil sales increased by $122,597 or 55%. A 55% increase in oil production caused a $124,072 increase in oil revenues. This increase was partially offset by a 1% decrease in the average oil sales price. Gas sales increased by $17,158 or 413%. A 276% increase in gas production increased gas sales by $11,383. A 37% increase in the average gas sales price increased sales by an additional $5,775. The increases in oil and gas production were primarily the result of the purchase of the Concord acquisition effective October 1, 1994 and the purchase of the McBride acquisition on May 1, 1994. The decrease in the average oil sales price was primarily the result of the acquisition of additional properties with a relatively lower oil sales price, partially offset by higher prices in the overall market for the sale of oil. The increase in the average gas sales price was due to the acquisition of properties with a higher average gas sales price, partially offset by lower prices in the overall market for the sale of gas.

            Lease operating expenses were $184,342 in 1995 and $140,341 in 1994. The increase of $44,001 or 31% from 1994 to 1995 was primarily due to the increases in production, noted above, partially offset by relatively lower lease operating expenses incurred on the McBride acquisition in 1995.

            Depreciation and depletion expense was $166,316 in 1995 as compared with $80,846 in 1994. This represents an increase in depletion and depreciation expense of $85,470. The changes in production, noted above, resulted in a $56,849 increase. A 21% increase in the depletion rate increased depreciation and depletion expense by an additional $28,621. The increase in the depletion rate was primarily the result of a downward revision of the oil reserves during 1995, partially offset by an upward revision of the gas reserves.

            General and administrative expenses were $35,692 in 1995 as compared with $50,941 in 1994. The decrease of $15,249 or 30% from 1994 to 1995 was primarily the result of start-up expenses incurred in 1994 which were not incurred in 1995.

Capital Resources and Liquidity


            The Company's cash flows from operations is a direct result of the amount of net proceeds from the sale of oil and gas production. It is the general partners intention to distribute substantially all of the Company's available net cash flows provided by operating, financing and investing activities to the

Company's partners. The Company became fully invested in oil and gas properties in the fourth quarter of 1994.

            The Company will continue to recover its reserves and distribute to the limited partners, the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner over a period of two years. The Company temporarily suspended the payment of distributions in 1995. Future distributions are dependent upon, among other things, the prices received for oil and gas. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient revenues are accumulated.

            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.   Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program VI - Series 1, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program VI - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1995 and for the period from inception (April 29, 1994) to December 31, 1994. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program VI - Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program VI - Series 1, L.P. at December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period from inception (April 29, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       2,810
  Accounts receivable - oil & gas sales                                26,468
  Other current assets                                                  2,132
                                                                 --------------

Total current assets                                                   31,410
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,121,268
  Less  accumulated depreciation and depletion                        247,162
                                                                --------------

Property, net                                                         874,106
                                                                --------------

ORGANIZATION COSTS
(Net of accumulated amortization of $13,472)                           26,943
                                                                 -------------

TOTAL                                                           $     932,459
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      30,731
   Note payable to general partner                                     42,260
   Payable to general partner                                          79,077
                                                                --------------

Total current liabilities                                             152,068
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   769,641
   General partner                                                     10,750
                                                                --------------

Total partners' capital                                               780,391
                                                                --------------

TOTAL                                                           $     932,459
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,021



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995 AND
FOR THE PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1994
------------------------------------------------------------------------------



1.           PARTNERSHIP ORGANIZATION

             Enex Oil & Gas Income Program VI - Series 1, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on April 29, 1994, for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $1,010,380, of which $10,104 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid commissions and due diligence expenses of $47,603 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $40,000.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                    Limited
                                                           Enex     Partners

             Commissions and selling expenses                         100%
             Company reimbursement of organization
               expense                                                100%
             Company property acquisition                             100%
             General and administrative costs *             10%        90%
             Costs of drilling and completing
               development wells                            10%        90%
             Revenues from temporary investment of
               partnership capital                                    100%
             Revenues from producing properties             10%        90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)              10%        90%

             * General and administrative costs allocated to the Company each year by the general partner are limited to 2.4% of Limited Partner contributions.

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The total annual reimbursement cannot exceed an amount equal to 2.4% of Limited Partner contributions.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           SIGNIFICANT PURCHASERS

         NorcoCrude Gathering Inc. and Amoco Oil Production Co. accounted for 57% and 10%, respectively, of the Company's total sales in 1995. Oasis Oil Company and Norco Crude Gathering Inc. accounted for 54% and 28%, respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

5.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations and lease operating expenses paid on behalf of the Company by Enex. The Company plans to repay the amounts owed to the general partner over a period of two years.

6.           PROPERTY TRANSACTIONS

             Effective May 1, 1994, the Company acquired working interests in 41 wells located in Caldwell and Bastrop Counties, Texas for $655,198.

             Effective October 1, 1994, the Company acquired working and royalty interests in over 10,600 wells located primarily in Texas for $395,619 from an affiliated limited partnership. The purchase price represents the fair market value as determined from the receipt of bids solicited from independent third party companies.

7.           NOTE PAYABLE TO GENERAL PARTNER

             On December 29, 1994, in order to partially finance the purchase of the Concord acquisition discussed in Note 6, above, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bears interest at the general partner's borrowing rate of prime plus three-fourths of one percent (9.25% at both December 31, 1995 and 1994). The weighted average principal outstanding of $65,424 bore interest at a weighted average rate of 9.76%. The outstanding principal balance was $42,260 and $87,000 at December 31, 1995 and 1994, respectively. The Company plans to repay the note payable to the general partner during 1996.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                         ENEX OIL & GAS INCOME PROGRAM VI -
                                             SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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