Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1997-01-08
CIK 883474

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
BALANCE SHEET
--------------------------------------------------------------------------

                                  September 30,
ASSETS                                                       1996
                                                        ------------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                   $          5,415
  Accounts receivable - oil & gas sales                            41,172

                                                        ------------------

Total current assets                                               46,587
                                                        ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,148,605
  Less  accumulated depreciation and depletion                    532,550
                                                        ------------------

Property, net                                                     616,055
                                                        ------------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $11,451)                     20,881
                                                        ------------------

TOTAL                                                             683,523
                                                        ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                30,501
   Note payable to general partner                                 11,338
   Payable to general partner                                      60,713
                                                        ------------------

Total current liabilities                                         102,552
                                                        ------------------

PARTNERS' CAPITAL:
   Limited partners                                               561,776
   General partner                                                 19,195
                                                        ------------------

Total partners' capital                                           580,971
                                                        ------------------

TOTAL                                                     $       683,523
                                                        ==================

Number of $500 Limited Partner units outstanding                    2,021


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
                                             ===================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $   1,010,380    $          -      $  1,010,380      $   500

COMMISSIONS AND
 SYNDICATION FEES                    (47,603)              -           (47,603)         (24)

CASH DISTRIBUTIONS                   (40,683)         (1,550)          (39,133)         (19)

NET INCOME (LOSS)                    (56,125)          2,097           (58,222)         (29)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           865,969             547           865,422          428

CASH DISTRIBUTIONS                   (36,261)         (2,307)          (33,954)         (17)

NET INCOME (LOSS)                    (49,317)         12,510           (61,827)         (30)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     780,391    $     10,750       $   769,641      $   381

CASH DISTRIBUTIONS                   (21,040)         (2,862)          (18,178)          (9)

NET INCOME (LOSS)                   (178,380)         11,307          (189,687)         (94)
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     580,971    $     19,195       $   561,776 (1)  $   278
                               ==============   =============    ==============     ========

(1)  Includes 484 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


First Nine Months of 1995 Compared to First Nine Months of 1996

Oil and gas sales for the first nine months decreased from $294,037 in 1995 to $281,965 in 1996. This represents a decrease of $12,072 (4%). Oil sales decreased by $20,135 or 7%. A 22% decrease in oil production reduced sales by $62,917. This decrease was offset by a 20% increase in average oil sales prices. Gas sales increased by $8,063 or 52%. A 8% increase in gas production increased sales by $1,248. A 41% increase in average gas sales price increased sales by an additional $6,815. The decrease in oil production was primarily the result of natural production declines coupled with lower production from the McBride acquisition which was shut-in during January and February of 1996 due to extreme low temperatures. The higher average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The increase in average gas prices was due to relatively higher production from the Concord acquisition, which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $201,736 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


General and administrative expenses increased from $19,994 in the first nine months of 1995 to $22,248 in the first nine months of 1996. This increase of $2,254 (11%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                             ENEX OIL & GAS INCOME
                                            PROGRAM VI - 1, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




December 23, 1996                      By: /s/ James A. Klein
                                            -------------------
                                                 James A. Klein
                                              Controller and Chief
                                               Accounting Officer