Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1997-02-03
CIK 883474

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE
PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1994
------------------------------------------------------------------------------


                                                                            For the period
                                                    For the                 from inception
                                                  Year Ended             (April 29, 1994) to
                                                 December 31,                December 31,
                                                     1995                        1994
                                              -------------------     -----------------
REVENUES:
  Oil & gas sales                               $        367,945      $        228,190
                                              -------------------     -----------------

EXPENSES:
  Depreciation,  depletion and amortization              174,399                86,235
  Lease operating expenses                               184,342               140,341
  Production taxes                                        16,911                10,600
  General and administrative:
    Allocated from general partner                        23,709                24,249
    Direct expense                                        11,983                26,692
                                              -------------------     -----------------

Total expenses                                           411,344               288,117
                                              -------------------     -----------------

LOSS FROM OPERATIONS                                     (43,399)              (59,927)
                                              -------------------     -----------------

OTHER INCOME (EXPENSE):
  Interest expense                                        (6,045)               (5,333)
  Interest income                                            127                 9,135
                                              -------------------     -----------------

Other income (expense), net                               (5,918)                3,802
                                              -------------------     -----------------

NET LOSS                                          $      (49,317)     $        (56,125)
                                              ===================     =================






See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE
PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1994
------------------------------------------------------------------------------

                                                                                              PER $500
                                                                                              LIMITED
                                                                                              PARTNER
                                                    GENERAL          LIMITED                 UNIT OUT-
                                 TOTAL              PARTNER        PARTNERS                   STANDING
                               -------------    ----------------   ------------------   -------------------

CONTRIBUTIONS                  $  1,010,380        $          -    $       1,010,380          $        500

COMMISSIONS AND
   SYNDICATION FEES                 (47,603)                  -              (47,603)                  (24)

CASH DISTRIBUTIONS                  (40,683)             (1,550)             (39,133)                  (19)

NET INCOME (LOSS)                   (56,125)              2,097              (58,222)                  (29)
                               -------------    ----------------   ------------------   -------------------

BALANCE, DECEMBER 31, 1994          865,969                 547              865,422                   428

CASH DISTRIBUTIONS                  (36,261)             (2,307)             (33,954)                  (17)

NET INCOME (LOSS)                   (49,317)             12,510              (61,827)                  (30)
                               -------------    ----------------   ------------------   -------------------

BALANCE, DECEMBER 31, 1995      $   780,391        $     10,750    $         769,641 (1)      $        381
                               =============    ================   ==================   ===================


(1)  Includes 460 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
----------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM VI - SERIES 1, L.P.

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE
PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1994
-----------------------------------------------------------------------------

                                                                              For the period
                                                          For the             from inception
                                                        Year Ended            (April 29, 1994) to
                                                       December 31,            December 31,
                                                           1995                    1994
                                                   --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $           (49,317)     $        (56,125)
                                                   --------------------     -----------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                     174,399                86,235
    Proceeds from partners' contributions                            -             1,010,380
    Commissions and syndication fees                                 -               (47,603)
    Organization costs                                               -               (40,415)
(Increase) in:
  Accounts receivable - oil & gas sales                         (1,812)              (24,656)
  Other current assets                                          (1,312)                 (820)
Increase in:
   Accounts payable                                              8,050                22,681
   Payable to general partner                                    8,892                70,185
                                                   --------------------     -----------------

Total adjustments                                              188,217             1,075,987
                                                   --------------------     -----------------

Net cash provided by operating activities                      138,900             1,019,862
                                                   --------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                     (57,055)                    -
    Acquisition of proved oil and gas properties                     -            (1,064,213)
                                                   --------------------     -----------------

Net cash used by investing activities                          (57,055)           (1,064,213)
                                                   --------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on note payable to general partner                    -                87,000
    Repayment of note payable to general partner               (44,740)                    -
    Cash distributions                                         (36,261)              (40,683)
                                                   --------------------     -----------------

Net cash provided (used) by financing activities               (81,001)               46,317
                                                   --------------------     -----------------

NET INCREASE IN CASH                                               844                 1,966

CASH AT BEGINNING OF YEAR                                        1,966                     -
                                                   --------------------     -----------------

CASH AT END OF YEAR                                $             2,810      $          1,966
                                                   ====================     =================

Cash paid during the year for interest             $            11,312      $             66
                                                   ====================     =================

See accompanying notes to financial statements.
---------------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                 Allocable to                Per $500 Limited
                                                                  -------------------------------------
                                                                        General            Limited             Partner Unit
                                                      TOTAL             Partner            Partners            Outstanding
                                               ------------------ ------------------  -----------------    ------------------
Net income (loss) as reflected in the
 accompanying financial statements             $         (49,317) $          12,510   $        (61,827)    $             (30)
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
    which  were charged-off for federal
     income tax purposes                                 (18,275)            (1,827)           (16,448)                   (8)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (12,452)                 -            (12,452)                   (7)
                                               ------------------ ------------------  -----------------    ------------------

Net income (loss) for federal
   income tax purposes                         $         (80,044) $          10,683   $        (90,727)    $             (45)
                                               ================== ==================  =================    ==================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income, cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                 Allocable to                 Per $500 Limited
                                                                  -------------------------------------
                                                                        General            Limited               Partner Unit
                                                      TOTAL             Partner            Partners              Outstanding
                                               ------------------ ------------------  -----------------    -------------------
Partners' capital as reflected in the
 accompanying financial statements             $         780,391  $          10,750   $        769,641     $              381
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
    which  were charged-off for federal
     income tax purposes                                 (18,275)            (1,827)           (16,448)                    (8)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial reporting
     federal income income tax purposes                   (9,059)               237             (9,296)                    (5)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                  47,603                  -             47,603                     24
                                               ------------------ ------------------  -----------------    -------------------
Partners' capital for federal
     income tax purposes                       $         800,660  $           9,160   $        791,500     $              392
                                               ================== ==================  =================    ===================

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

ENEX OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

SUPPLEMENTARY OIL INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE
PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1994
-------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for the year ended December 31, 1995 and for the period from inception (April 29, 1994) to December 31, 1994. Natural gas reserves are stated in thousand cubic feet ("MCF") and oil reserves in barrels ("BBLS"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                             Per $500                                Per $500
                                                              Limited              Natural            Limited
                                           Oil             Partner Unit              Gas           Partner Unit
                                         (BBLS)             Outstanding             (MCF)           Outstanding
                                       ---------------   ------------------    -----------------  ----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

    Purchases of minerals                     168,557                   75               65,400                29
    Production                                (13,563)                  (6)              (5,904)               (3)
                                       ---------------   ------------------    -----------------  ----------------

December 31, 1994                             154,994                   69               59,496                26
                                       ---------------   ------------------    -----------------  ----------------

    Revisions of previous estimates           (12,549)                  (6)              35,610                16
    Production                                (21,075)                  (9)             (22,210)              (10)
                                       ---------------   ------------------    -----------------  ----------------

December 31, 1995                             121,370                   54               72,896                32
                                       ===============   ==================    =================  ================


PROVED DEVELOPED RESERVES
    AT DECEMBER 31:

1994                                          134,008                   60               59,496                26
                                       ===============   ==================    =================  ================

1995                                          101,700                   45               72,896                32
                                       ===============   ==================    =================  ================


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