Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM VI SERIES I L P
filed 1997-05-15
CIK 883474

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                            -----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                      $         28,753
  Accounts receivable - oil & gas sales                               32,638
                                                            -----------------

Total current assets                                                  61,391
                                                            -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,138,087
  Less  accumulated depreciation and depletion                       607,502
                                                            -----------------

Property, net                                                        530,585
                                                            -----------------

ORGANIZATION COSTS
  (Net of accumulated amortization of $23,575)                        16,840
                                                            -----------------

TOTAL                                                       $        608,816
                                                            =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                          $         16,253
  Payable to general partner                                          26,580
                                                            -----------------

Total current liabilities                                             42,833
                                                            -----------------

PARTNERS' CAPITAL:
   Limited partners                                                  540,390
   General partner                                                    25,593
                                                            -----------------

Total partners' capital                                              565,983
                                                            -----------------

TOTAL                                                       $        608,816
                                                            =================


Number of $500 Limited Partner units outstanding                       2,021




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF OPERATIONS
----------------------------------------------------------------------

                                                   THREE MONTHS ENDED
                                            ---------------------------------------------

                                               MARCH 31,                  MARCH 31,
                                                    1997                       1996
                                            -------------------       -------------------
REVENUES:
  Oil and gas sales                          $          98,896          $         93,242
                                            -------------------       -------------------


EXPENSES:
  Depreciation, depletion and amortization              33,711                    30,681
  Impairment of property                                     -                   201,736
  Lease operating expenses                              26,029                    46,857
  Production taxes                                       4,656                     4,345
  General and administrative                             6,146                     8,512
                                            -------------------       -------------------

Total expenses                                          70,542                   292,131
                                            -------------------       -------------------

INCOME (LOSS) FROM OPERATIONS                           28,354                  (198,889)
                                            -------------------       -------------------

OTHER EXPENSE:
  Interest  expense                                          -                      (338)
                                            -------------------       -------------------

NET INCOME (LOSS)                           $           28,354        $         (199,227)
                                            ===================       ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                  TOTAL                PARTNER             PARTNERS             STANDING
                            -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996    $        780,391     $          10,750    $         769,641    $             381

CASH DISTRIBUTIONS                   (21,042)               (2,864)             (18,178)                  (9)

NET INCOME (LOSS)                   (207,298)               12,943             (220,241)                (110)
                            -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996           552,051                20,829              531,222                  262

CASH DISTRIBUTIONS                   (14,422)               (1,443)             (12,979)                  (6)

NET INCOME                            28,354                 6,207               22,147                   11
                            -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997     $        565,983     $          25,593    $         540,390 (1)$             267
                            =================    ==================   ==================   ==================


(1)  Includes 484 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

OIL & GAS INCOME PROGRAM VI - SERIES 1, L.P.
STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                      THREE  MONTHS  ENDED
                                                          ----------------------------------------------
                                                               MARCH 31,                 MARCH 31,
                                                                  1997                      1996
                                                          --------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $            28,354           $      (199,227)
                                                          --------------------       -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                             33,711                    30,681
  Impairment of property                                                    -                   201,736
(Increase) decrease in:
  Accounts receivable - oil sales                                       5,641                    (8,598)
  Other current assets                                                      -                     1,981
Increase (decrease) in:
   Accounts payable                                                    (8,747)                     (122)
   Payable to general partner                                         (20,177)                   11,778
                                                          --------------------       -------------------

Total adjustments                                                      10,428                   237,456
                                                          --------------------       -------------------

Net cash provided by operating activities                              38,782                    38,229
                                                          --------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                             (1,668)                  (16,116)
                                                          --------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable to general partner                           -                    (8,525)
     Cash distributions                                               (14,422)                   (2,975)
                                                          --------------------       -------------------

Net cash used by financing activities                                 (14,422)                  (11,500)
                                                          --------------------       -------------------

NET INCREASE IN CASH                                                   22,692                    10,613

CASH AT BEGINNING OF YEAR                                               6,061                     2,810
                                                          --------------------       -------------------

CASH AT END OF PERIOD                                     $            28,753           $         13,423
                                                          ====================       ===================




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

2. A cash distribution was made to the limited partners of the Company in the amount of $12,979 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on January 31, 1997.

3. On December 29, 1994, in order to partially finance the purchase of producing oil and gas properties, the Company borrowed $87,000 from the general partner. The resulting note payable to the general partner bore interest at the general partner's borrowing rate of prime plus three-fourths of one-percent. Principal repayments of $8,525 were made on the note during the first quarter of 1996. The weighted average principal outstanding during the first three months of 1996 was $36,577 and bore interest at an average rate of 9.25% in the first quarter of 1996. The note was completely repaid in the fourth quarter of 1996.

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

5. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $93,242 in 1996 to $98,896 in 1997. This represents a decrease of $5,654 (6%). Oil sales increased by $6,657 or 8%. A 15% increase in the average oil sales price increased sales by $12,172. This increase was partially offset by a 6% decrease in oil production. Gas sales decreased by $1,003 or 12%. A 28% decrease in gas production reduced sales by $2,298. This decrease was partially offset by a 22% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The increases in average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $46,857 in the first quarter of 1996 to $26,029 in the first quarter of 1997. The decrease of $20,828 (44%) is primarily due to lower operating costs incurred on the McBride acquisition in 1996, as a result of new techniques utilized to control paraffin build-up and due to the plugging of non-economic wells in the McBride acquisition.

Depreciation and depletion expense increased from $28,661 in the first quarter of 1996 to $31,691 in the first quarter of 1997. This represents an increase of $3,030 (11%). A 23% increase in the depletion rate increased depreciation and depletion expense by $5,923. This increase was partially offset by the changes in production, noted above. The rate increase was primarily due to a downward revision of the oil reserves during December 1996.

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

General and administrative expenses decreased from $8,512 in the first quarter of 1996 to $6,146 in the first quarter of 1997. This decrease of $2,366 (28%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM VI - 1, L.P.
                                                     ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                   By: /s/ R. E. Densford
                                                           --------------
                                                           R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer